Form 10-Q
period 2026-09-30
Parabilis Medicines, Inc.
filed 2026-11-12
CIK 1657677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2026, the registrant had 123,676,615 shares of common stock, $0.0001 par value per share, and 1,581,210 shares of non-voting common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned nonclinical studies and clinical trials, results of nonclinical studies, clinical trials, research and development costs, regulatory approvals, commercial strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report may include, but are not limited to, statements about:

•
the initiation, timing, progress and results of our research and development programs, nonclinical studies and clinical trials;

•
the ability of clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results, and the ability of our nonclinical studies to predict later clinical trial results;

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

•
Nonclinical and clinical development is inherently lengthy and uncertain. Nonclinical and clinical trials of our product candidates may be delayed, and certain programs may never advance into or through the clinic or may be more costly to conduct than we anticipate, any of which would have a material adverse impact on our business.

•
We are conducting clinical trials for product candidates outside the United States, and Regulatory Authorities (as defined in the section titled “Risk Factors”) may not accept data from such trials.

•
If our clinical trials fail to replicate positive results from earlier nonclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for, or commercialize our product candidates.

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

•
We rely on third parties for the supply and manufacture of our product candidates for our research, nonclinical and clinical activities, and may do the same for commercial supplies of our products, if approved.

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

•
We rely on and expect to continue to rely on third parties to conduct aspects of our research, nonclinical studies, clinical protocol development, and clinical trials for our programs and product candidates. If these third parties do not perform satisfactorily, comply with regulatory requirements or meet expected deadlines, we may not be able to develop product candidates in a timely or cost-effective manner, or obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Parabilis Medicines, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$521,198	$27,711
Accounts receivable - related party	443	—
Marketable securities	350,425	—
Prepaid expenses and other current assets	6,953	1,647
Total current assets	879,019	29,358
Property and equipment, net	9,506	6,715
Restricted cash	2,855	2,855
Operating lease right-of-use assets	34,291	39,360
Marketable securities, non-current	201,309	—
Other assets	4,262	2,532
Total assets	$1,131,242	$80,820
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$20,209	$17,272
Accrued expenses and other current liabilities	24,012	18,630
Operating lease liabilities, current portion	7,810	7,174
Deferred revenue, current portion	13,544	—
Finance lease liabilities, current portion	684	638
Term loan, net of discount	2,000	13,077
Total current liabilities	68,259	56,791
Operating lease liabilities, net of current portion	30,381	36,341
Finance lease liabilities, net of current portion	951	1,470
Deferred revenue, net of current portion	27,304	—
Other liabilities	—	2,742
Total liabilities	126,895	97,344
Commitments and contingencies (Note 11)
Convertible preferred stock, $0.0001 par value; no shares and 53,296,426 shares authorized at September 30, 2026 and December 31, 2025, respectively; no shares and 53,296,426 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (liquidation preference of $0 and $658,972 at September 30, 2026 and December 31, 2025, respectively)	—	509,971
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 600,000,000 and 81,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 122,076,506 and 2,035,357 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	12	—
Non-voting common stock, $0.0001 par value; 200,000,000 shares and no shares authorized at September 30, 2026 and December 31, 2025, respectively; 1,581,210 shares and no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,690,022	15,009
Accumulated other comprehensive loss	(1,913)	—
Accumulated deficit	(683,774)	(541,504)
Total stockholders’ equity (deficit)	1,004,347	(526,495)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,131,242	$80,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

Parabilis Medicines, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$671	$—	$819	$—
Collaboration revenue - related party	1,443	—	1,443	—
Total revenue	2,114	—	2,262	—
Operating expenses:
Research and development	45,597	28,199	122,727	92,230
General and administrative	11,253	6,646	32,610	19,376
Total operating expenses	56,850	34,845	155,337	111,606
Loss from operations	(54,736)	(34,845)	(153,075)	(111,606)
Other income (expense):
Interest income	10,369	711	16,987	3,017
Interest expense	(124)	(398)	(626)	(1,193)
Sublease income - related party	—	1,057	—	3,171
Change in fair value of simple agreement for future equity	—	—	(5,556)	—
Total other income, net	10,245	1,370	10,805	4,995
Net loss	$(44,491)	$(33,475)	$(142,270)	$(106,611)
Cumulative dividends on convertible preferred stock	—	(10,395)	(32,181)	(30,360)
Deemed dividend upon down-round of convertible preferred stock	—	—	(7,875)	—
Net loss allocable to common stockholders	$(44,491)	$(43,870)	$(182,326)	$(136,971)
Net loss per share allocable to common stockholders, basic and diluted	$(0.36)	$(21.66)	$(3.51)	$(67.78)
Weighted average common shares outstanding, basic and diluted	123,593,149	2,025,284	51,962,288	2,020,689
Comprehensive loss:
Net loss	$(44,491)	$(33,475)	$(142,270)	$(106,611)
Change in unrealized gains (losses) on marketable securities	(1,895)	—	(1,913)	(21)
Comprehensive loss	$(46,386)	$(33,475)	$(144,183)	$(106,632)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Parabilis Medicines, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Non-Voting Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	42,459,887	$440,375	2,017,588	$—	—	$—	$11,658	$21	$(395,615)	$(383,936)
Issuance of Series E convertible preferred stock, inclusive of preferred stock tranche right liability of $2,167, net of issuance costs of $62	10,836,539	69,596	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	852	—	—	852
Change in unrealized gains (losses) on marketable securities	—	—	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	—	—	(38,326)	(38,326)
Balance at March 31, 2025	53,296,426	$509,971	2,017,588	$—	—	$—	$12,510	$5	$(433,941)	$(421,426)
Issuance of common stock upon exercise of stock options	—	—	5,791	—	—	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	—	—	823	—	—	823
Change in unrealized gains (losses) on marketable securities	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	(34,810)	(34,810)
Balance at June 30, 2025	53,296,426	$509,971	2,023,379	$—	—	$—	$13,342	$—	$(468,751)	$(455,409)
Issuance of common stock upon exercise of stock options	—	—	2,469	—	—	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	—	—	820	—	—	820
Net loss	—	—	—	—	—	—	—	—	(33,475)	(33,475)
Balance at September 30, 2025	53,296,426	$509,971	2,025,848	$—	—	$—	$14,172	$—	$(502,226)	$(488,054)

	Convertible Preferred Stock		Common Stock		Non-Voting Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	53,296,426	$509,971	2,035,357	$—	—	$—	$15,009	$—	$(541,504)	$(526,495)
Issuance of common stock upon exercise of stock options	—	—	92,699	—	—	—	187	—	—	187
Issuance of Series F convertible preferred stock, net of issuance costs of $680	49,518,175	304,569	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,304	—	—	1,304
Net loss	—	—	—	—	—	—	—	—	(45,316)	(45,316)
Balance at March 31, 2026	102,814,601	$814,540	2,128,056	$—	$—	$—	$16,500	$—	$(586,820)	$(570,320)
Issuance of common stock upon exercise of stock options	—	—	328,614	—	—	—	584	—	—	584
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering expenses of $57,612	—	—	38,525,000	4	—	—	712,884	—	—	712,888
Issuance of common stock in concurrent private placement	—	—	4,166,666	—	—	—	83,333	—	—	83,333
Conversion of convertible preferred stock into common stock and non-voting common stock	(102,814,601)	(814,540)	73,992,071	8	1,581,210	—	814,532	—	—	814,540
Conversion of simple agreement for future equity into common stock	—	—	2,777,777	—	—	—	55,556	—	—	55,556
Net exercise of warrants to purchase common stock	—	—	20,468	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,634	—	—	3,634
Change in unrealized gains (losses) on marketable securities	—	—	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	—	(52,463)	(52,463)
Balance at June 30, 2026	—	$—	121,938,652	$12	1,581,210	$—	$1,687,023	$(18)	$(639,283)	$1,047,734
Issuance of common stock upon exercise of stock options	—	—	137,854	—	—	—	262	—	—	262
Stock-based compensation expense	—	—	—	—	—	—	2,737	—	—	2,737
Change in unrealized gains (losses) on marketable securities	—	—	—	—	—	—	—	(1,895)	—	(1,895)
Net loss	—	—	—	—	—	—	—	—	(44,491)	(44,491)
Balance at September 30, 2026	—	$—	122,076,506	$12	1,581,210	$—	$1,690,022	$(1,913)	$(683,774)	$1,004,347

The accompanying notes are an integral part of the condensed consolidated financial statements.

Parabilis Medicines, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(142,270)	$(106,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,801	1,884
Accretion of discounts and amortization of premiums on marketable securities	(2,531)	609
Stock-based compensation expense	7,675	2,495
Non-cash interest expense	173	249
Non-cash lease expense	5,069	4,630
Change in fair value of simple agreement for future equity	5,556	—
Changes in operating assets and liabilities:
Accounts receivable - related party	(443)	—
Rent receivable - related party	—	189
Due to related party	—	509
Due from related party	—	102
Prepaid expenses and other assets	(7,594)	11
Operating lease liabilities	(5,324)	(4,672)
Deferred revenue	40,848	—
Accounts payable, accrued expenses and other liabilities	3,139	3,826
Net cash used in operating activities	(93,901)	(96,779)

Cash flows from investing activities
Purchases of marketable securities	(560,985)	(16,664)
Proceeds from maturities of marketable securities	9,869	56,728
Purchases of property and equipment	(1,596)	(183)
Net cash (used in) provided by investing activities	(552,712)	39,881

Cash flows from financing activities
Proceeds from issuance of Series E convertible preferred stock and preferred stock tranche right liability	—	67,491
Proceeds from issuance of Series F convertible preferred stock	305,249	—
Payments of convertible preferred stock issuance costs	(680)	(62)
Proceeds from issuance of simple agreement for future equity	50,000	—
Proceeds from initial public offering, net of underwriting discounts and commissions	718,240	—
Payments of initial public offering costs	(5,352)	—
Proceeds from concurrent private placement of common stock	83,333	—
Principal payments on finance leases	(473)	(431)
Principal payments on debt	(11,250)	—
Proceeds from exercise of stock options	1,033	19
Net cash provided by financing activities	1,140,100	67,017
Increase in cash, cash equivalents and restricted cash	493,487	10,119
Cash, cash equivalents and restricted cash at beginning of period	30,566	50,139
Cash, cash equivalents and restricted cash at end of period	$524,053	$60,258

Supplemental disclosure of cash flow information:
Cash paid for interest	$520	$947
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$3,056	$60
Conversion of convertible preferred stock into common stock and non-voting common stock	$814,540	$—
Conversion of simple agreement for future equity into common stock	$55,556	$—
Settlement of Series E preferred stock tranche right liability	$—	$2,167

The accompanying notes are an integral part of the condensed consolidated financial statements.

Parabilis Medicines, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business and Basis of Presentation

Nature of Business

Parabilis Medicines, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing medicines addressing some of the most consequential, yet historically undruggable, protein targets driving human disease. The Company leverages its platform to pioneer a therapeutic modality, Helicons, which are stabilized helical peptides engineered to bind and precisely modulate proteins. The Company was incorporated in Delaware on July 10, 2015. The Company is developing nonclinical and clinical drug candidates, primarily operates in the United States of America, and, to date, has devoted substantially all its efforts to research and development and fundraising activities.

Risk and Uncertainties

The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and ability to secure additional capital to fund operations. Product candidates resulting from the Company’s current discovery efforts will require significant additional research and development efforts, including extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and satisfaction of liabilities in the ordinary course of business. In June 2026, the Company closed its initial public offering (“IPO”) pursuant to which it issued and sold 38,525,000 shares of common stock, inclusive of 5,025,000 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional common stock, at a public offering price of $20.00 per share. In addition, the Company issued and sold 4,166,666 shares of common stock to Regeneron Pharmaceuticals, Inc. (“Regeneron”) in a concurrent private placement at a price per share of $18.00, or 90% of the public offering price. The aggregate net proceeds received by the Company from the IPO and concurrent private placement were $787.9 million, after deducting underwriting discounts and commissions and offering expenses of $57.6 million. Additionally, in June 2026, the Company received a non-refundable upfront payment in the amount of $50.0 million under its License and Collaboration Agreement (the “Regeneron Agreement”) with Regeneron. Prior to the IPO, the Company received aggregate gross proceeds of $811.8 million from sales of convertible preferred stock, $15.0 million from borrowings under a term loan, and $50.0 million of gross proceeds from the issuance of a SAFE. The Company has incurred net losses and negative operating cash flows since inception and has an accumulated deficit of $683.8 million at September 30, 2026. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least twelve months from the date these condensed consolidated financial statements were issued.

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2026, and the results of its operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The condensed balance sheet as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 of the “Notes to Consolidated Financial Statements” in the audited annual financial statements included in the Company’s final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) on June 10, 2026. During the nine months ended September 30, 2026, there were no material changes to the Company’s significant accounting policies, except as discussed below.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of funds deposited in money market mutual funds, U.S. Treasury securities, and commercial paper and are recorded at fair value.

A reconciliation of the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows is as follows (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents	$521,198	$57,403
Restricted cash – long-term	2,855	2,855
Total cash, cash equivalents and restricted cash	$524,053	$60,258

Restricted Cash

As of September 30, 2026 and December 31, 2025, restricted cash consists of $2.9 million serving as collateral for a letter of credit required under the Company’s facility lease arrangement.

Marketable Securities

The Company’s marketable securities consist of investments in debt securities, including U.S. Treasury securities and commercial paper, with original maturities beyond three months at the date of purchase. Marketable securities with a remaining maturity date greater than one year are classified as non-current assets where the Company has the intent and ability to hold these securities for at least the next 12 months. The Company’s marketable securities are classified as available-for-sale and are carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive loss within stockholders’ equity (deficit). Unrealized gains or losses are recorded in other comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. Premiums and discounts on marketable securities are amortized and accreted, respectively, to earliest call date and maturity, respectively, and are included in interest income in the condensed consolidated statements of operations and comprehensive loss.

Marketable securities in an unrealized loss position are evaluated for impairment at least quarterly. For marketable securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment security’s amortized cost basis is written down to fair value through net loss.

For marketable securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In conducting this assessment for marketable securities in an unrealized loss position, management evaluates the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive loss. There were no credit losses recorded during the nine months ended September 30, 2026 and 2025.

Concentration of Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, and marketable securities. The Company’s cash deposits generally do not exceed Federal Deposit Insurance Corporation (“FDIC”) limits. The Company’s cash equivalents consist of money market funds that are not insured by the FDIC; however, the Company has not experienced any losses in such accounts and believes that such funds are not exposed to any significant credit or concentration risk beyond the risks associated with commercial banking relationships. The Company maintains each of its cash and cash equivalents balances with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the financial institutions and financial instruments and defines allowable investments that the Company believes minimize exposure to concentration of credit risk. The Company’s marketable securities consist of U.S. Treasury securities and commercial paper. The Company believes these investments present minimal credit risk.

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

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from its license and collaboration arrangements.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital. Should the planned equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. At the closing of the IPO, a total of $5.4 million of deferred offering costs were reclassified to additional paid-in capital within stockholders’ equity (deficit). As such, no deferred offering costs were capitalized as of September 30, 2026. As of December 31, 2025, the Company had $0.6 million of deferred offering costs included in other assets on the condensed consolidated balance sheets.

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

3. Fair Value Measurements

The carrying values of cash, accounts receivable - related party, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short-term nature. The carrying value of the Company’s term debt (refer to Note 9, Term Loan) approximates its fair value due to its time to maturity.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2026:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$489,638	$—	$—	$489,638
U.S. Treasury securities	—	5,987	—	5,987
Commercial paper	—	24,473	—	24,473
Marketable securities, current:
U.S. Treasury securities	—	130,472	—	130,472
Commercial paper	—	219,953	—	219,953
Marketable securities, non-current:
U.S. Treasury securities	—	201,309	—	201,309
Total assets	$489,638	$582,194	$—	$1,071,832

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$27,133	$—	$—	$27,133
Total assets	$27,133	$—	$—	$27,133

During the nine months ended September 30, 2026 and 2025, there were no transfers among the Level 1, Level 2 and Level 3 categories.

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

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities, current:
U.S. Treasury securities	$130,698	$—	$(226)	$130,472
Commercial paper	220,360	—	(407)	219,953
Total marketable securities, current	351,058	—	(633)	350,425
Marketable securities, non-current:
U.S. Treasury securities	202,589	5	(1,285)	201,309
Total marketable securities, non-current	202,589	5	(1,285)	201,309
Total marketable securities	$553,647	$5	$(1,918)	$551,734

The following table summarizes the estimated fair value and gross unrealized losses for the Company's marketable securities in a loss position (in thousands):

	September 30, 2026
	Less than 12 Months
	Fair Value	Unrealized Losses
U.S. Treasury securities	$326,920	$(1,511)
Commercial paper	216,609	(407)
Total	$543,529	$(1,918)

The Company does not intend to sell such securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis. The Company held no marketable securities as of December 31, 2025.

As of September 30, 2026 and December 31, 2025, there was no allowance for credit losses recorded on the Company’s condensed consolidated balance sheets.

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

The following table presents changes in the aggregate fair value of the Company’s Series E preferred stock tranche right liability (in thousands):

Amount
Balance as of December 31, 2024	$2,167
Settlement of Series E preferred stock tranche right liability	(2,167)
Balance as of September 30, 2025	$—

Valuation of Simple Agreement for Future Equity

On March 27, 2026, the Company issued a SAFE to an investor (refer to Note 10, Simple Agreement for Future Equity). The SAFE was accounted for as a liability and represented a Level 3 measurement within the fair value hierarchy.

The fair value of the SAFE upon issuance was determined to be equal to the proceeds received of $50.0 million. In connection with the IPO, the SAFE automatically converted into 2,777,777 shares of common stock based on the IPO Discount Price (see Note 10, Simple Agreement for Future Equity) of $18.00 per share in June 2026. The fair value of the SAFE upon conversion was determined to be $55.6 million based on the fair value of the common stock issued upon conversion.

The following table presents changes in the aggregate fair value of the SAFE (in thousands):

Amount
Balance as of December 31, 2025	$—
Fair value of SAFE at issuance	50,000
Change in fair value of SAFE	5,556
Conversion of SAFE into common stock	(55,556)
Balance as of September 30, 2026	$—

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$14,516	$13,830
Leasehold improvements	5,009	4,563
Computer equipment	609	307
Furniture and fixtures	936	697
Assets not yet in service	3,004	131
Property and equipment	24,074	19,528
Less: accumulated depreciation and amortization	(14,568)	(12,813)
Property and equipment, net	$9,506	$6,715

Included in laboratory equipment are finance lease right-of-use assets with a cost basis of $2.9 million as of September 30, 2026 and December 31, 2025, and accumulated amortization expense of $1.1 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively.

During each of the three months ended September 30, 2026 and 2025, depreciation and amortization expense amounted to $0.6 million, which includes $0.1 million of finance lease right-of-use asset amortization in each period. During the nine months ended September 30, 2026 and 2025, depreciation and amortization expense amounted to $1.8 million and $1.9 million, respectively, which includes $0.4 million of finance lease right-of-use asset amortization in each period.

5. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$8,328	$9,079
Accrued research and development expenses	11,088	8,334
Accrued offering costs	—	491
Other	4,596	726
Total	$24,012	$18,630

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

Upon the closing of the IPO in June 2026, each series of convertible preferred stock was converted into common stock and non-voting common stock, as follows:

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

Common Stock and Non-Voting Common Stock

As of September 30, 2026, the Company’s certificate of incorporation authorized the issuance of 600,000,000 shares of common stock, 200,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share. As of September 30, 2026, 122,076,506 shares of common stock and 1,581,210 shares of non-voting common stock were outstanding.

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

The voting, dividend and liquidation rights of the holders of common stock and non-voting common stock are subject to and qualified by the rights, powers, and preferences of the holders of any outstanding preferred stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of non-voting common stock are not entitled to any votes per share of non-voting common stock. Holders of common stock and non-voting common stock are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of holders of all series of any outstanding preferred stock. As of September 30, 2026, the Company has neither declared nor paid any dividends. Each share of non-voting common stock may be converted into one share of voting common stock at any time at the option of the holder, subject to certain beneficial ownership limitations.

The Company has reserved shares of common stock for the conversion or exercise of the following securities:

	September 30,	December 31,
	2026	2025
Series A Preferred Stock	—	1,002,805
Series B Preferred Stock	—	4,069,102
Series C Preferred Stock	—	6,540,022
Series D Preferred Stock	—	12,669,755
Series E Preferred Stock	—	15,128,745
Common stock warrants	—	24,152
Outstanding stock options	15,431,906	9,098,233
Unissued stock-based awards under the 2016 Employee, Director and Consultant Equity Incentive Plan	—	1,097,518
Unissued stock-based awards under the 2026 Stock Option and Incentive Plan	11,013,929	—
Unissued stock-based awards under the 2026 Employee Stock Purchase Plan	1,110,000	—
Total	27,555,835	49,630,332

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

The shares of common stock underlying any awards under the 2026 Plan, the January 2026 Plan and 2016 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2026 Plan. As of September 30, 2026, there were 11,013,929 shares available for future issuance under the 2026 Plan.

Upon stock option exercise, the Company delivers newly issued shares to the participant. Stock option vesting typically occurs over four years for employees and directors and is at the discretion of the Board of Directors. Stock options typically have a maximum term of ten years.

2026 Employee Stock Purchase Plan

In May 2026, the Board of Directors adopted, and in June 2026 the Company’s stockholders approved, the 2026 Employee Stock Purchase Plan (the “ESPP”), which became effective in June 2026. A total of 1,110,000 shares of common stock were initially reserved for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2027 and each January 1 thereafter through January 1, 2036, by the least of (i) 1,110,000 shares of common stock, (ii) 1% of the sum of (A) the number of shares of common stock issued and outstanding on the immediately preceding December 31, (B) the number of shares underlying the Company’s outstanding preferred stock (determined on an as-converted basis) on the immediately preceding December 31, and (C) the number of shares of common stock issuable pursuant to the exercise of any outstanding pre-funded warrants on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. As of September 30, 2026, there were 1,110,000 shares available for future issuance under the ESPP.

Stock Option Valuation

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	74.50% - 79.93%	91.99%	74.50% - 90.15%	91.99% - 93.00%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.77 - 6.08	6.25	5.50 - 6.25	6.25
Risk-free interest rate	4.28% - 4.63%	3.66%	3.70% - 4.63%	3.66% - 4.04%
Fair value of common stock	$29.20 - $39.77	$2.42	$3.14 - $39.77	$2.42

The following table presents a summary of all stock option activity:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	9,098,233	$2.64	7.72	$3,386
Granted	7,797,574	5.22
Exercised	(559,167)	1.85
Canceled or forfeited	(904,734)	2.47
Outstanding at September 30, 2026	15,431,906	$3.98	8.04	$437,968
Vested and expected to vest at September 30, 2026	15,431,906	$3.98	8.04	$437,968
Vested and exercisable at September 30, 2026	6,998,217	$2.97	6.85	$205,193

The weighted-average grant date fair values of stock options granted during the nine months ended September 30, 2026 and 2025 were $3.89 and $1.88 per share, respectively. The intrinsic values of stock options exercised were $7.3 million and less than $0.1 million during the nine months ended September 30, 2026 and 2025, respectively.

Total unrecognized compensation expense related to unvested stock options was approximately $27.2 million as of September 30, 2026, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

Total unrecognized compensation expense related to unvested stock options with a market condition was approximately $0.1 million as of September 30, 2026, which the Company expects to recognize over a weighted-average period of approximately 0.5 years.

In May 2026, the Company entered into an advisory agreement with a former member of its Board of Directors following the individual’s resignation. Pursuant to the agreement, the Company granted the former board member an option to purchase 71,479 shares of common stock and provided for the continued vesting and exercisability of existing stock option awards. The Company concluded that the advisory services are not substantive for accounting purposes and recognized $1.1 million of stock-based compensation expense, representing the grant-date fair value of the new award, and $0.5 million related to the modification of the existing awards. The amounts are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2026.

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$985	$184	$2,173	$588
General and administrative	1,752	636	5,502	1,907
Total	$2,737	$820	$7,675	$2,495

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

Term loan balances, including final payments, are summarized as follows (in thousands):

	September 30,	December 31,
	2026	2025
Total term loan principal	$1,250	$12,500
Final payments	750	647
Unamortized debt discount and issuance costs	—	(70)
Term loan, net of discount	$2,000	$13,077

The term loan matured and was fully paid on October 1, 2026.

For the nine months ended September 30, 2026 and 2025, the effective interest rate of the term loan was 8.8% during each period.

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

The Company concluded the SAFE was a freestanding financial instrument that required liability classification pursuant to the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, as it embodied a conditional obligation to issue a variable number of shares based predominantly on a fixed monetary amount known at inception. The SAFE was initially recorded at fair value upon the issuance date, with subsequent changes in fair value recorded in the condensed consolidated statements of operations and comprehensive loss through the settlement date. The fair value of the SAFE at issuance was $50.0 million. In connection with the IPO, the SAFE automatically converted into 2,777,777 shares of common stock based on the IPO Discount Price of $18.00 per share. The fair value of the SAFE upon conversion was determined to be $55.6 million based on the fair value of the common stock issued upon conversion. The change in fair value of the SAFE of $5.6 million was recognized in other income (expense) during the three months ended June 30, 2026.

11. Commitments and Contingencies

Harvard Agreement

In August 2017, the Company entered into a license agreement, as amended (the “Harvard Agreement”), with the President and Fellows of Harvard College (“Harvard”), to obtain a worldwide, exclusive, royalty-bearing license to certain intellectual property which was developed by the Company’s founder.

Under the terms of the Harvard Agreement, the Company is required to make payments to Harvard upon the achievement of certain development, regulatory and sales milestones up to an aggregate of $18.3 million, as well as future royalty payments, based on a percentage of aggregate net sales ranging in the low single digits. In addition, the Company is required to make payments to Harvard for non-royalty income received under sublicenses or strategic partnerships with third parties, with the applicable payment based on the stage of development of the first licensed product at the time the Company enters into such agreement (before or after enrollment of the first patient in a Phase 2 clinical study of a licensed product), ranging from a single-digit percentage to a mid-teens percentage. During the year ended December 31, 2025, the Company met one milestone of $0.2 million which is included in accounts payable on the condensed consolidated balance sheet as of December 31, 2025 and which the Company paid during the nine months ended September 30, 2026. As of September 30, 2026, the Company has achieved milestones totaling $0.3 million under the Harvard Agreement. None of the remaining milestones were deemed probable of achievement as of September 30, 2026.

The Company is also required to pay a low six-digit annual maintenance fee for the duration of the Harvard Agreement, which can be credited against future royalty payments.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.

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

No costs were incurred by the Company during the three and nine months ended September 30, 2026 or during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company incurred $2.4 million in costs related to the research programs within the scope of the agreement, which have been fully reimbursed by ARTBIO. Pursuant to the contract termination and funding provisions noted above, and based on the current development plan, the Company recorded a liability representing its portion of the research and development expense incurred to date. No increase in the liability balance was recorded during the three and nine months ended September 30, 2026 or during three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company recorded an increase to the liability of $1.4 million. The Company recorded the remaining amount of $1.0 million as a reduction of research and development expenses within the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, the liability balance totaled $2.7 million and is classified in accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets.

On April 16, 2026, ARTBIO sent notice of its intent to opt out of all the research programs under the research collaboration agreement. On May 26, 2026, the Company sent a notice of termination of the research collaboration agreement to ARTBIO. No eligible costs were incurred by the Company or ARTBIO during the nine months ended September 30, 2026.

License and Collaboration Agreement with Regeneron

On May 15, 2026, the Company entered into the Regeneron Agreement with Regeneron to discover, develop, and commercialize Helicons, with a particular focus on Antibody-Helicon Conjugates (“AHCs”), directed to a set of specified targets (each, a “Collaboration Target”).

Under the terms of the Regeneron Agreement and during the research term for each Collaboration Target, the Company will perform certain research and nonclinical development activities, including screening, generating, testing and evaluating new Helicons and AHCs directed to such Collaboration Target (each, a “Product”). Under the Regeneron Agreement, there are five initial Collaboration Targets, with Regeneron having the right to replace up to two targets for no additional consideration and the option to nominate up to five additional Collaboration Targets, subject to an additional option payment from Regeneron. For one initial Collaboration Target, Regeneron may add one or more additional programs with respect to such Collaboration Target, subject to payment of additional program fees. Following Regeneron’s nomination of a Product to be a “Licensed Product” during the research term for the applicable Collaboration Target (including additional Collaboration Targets), Regeneron has the sole right to advance through development, manufacturing and worldwide commercialization of Licensed Products, including clinical and regulatory strategy, pricing, and promotion.

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

The Company identified the following promises under the agreement: (i) exclusive licenses granted to Regeneron for each Collaboration Target (the “Exclusive License”) and (ii) nonclinical research and development services for each Collaboration Target (the “Research Services”). In addition, the Company concluded that Regeneron’s right to replace up to two Collaboration Targets (each, a “Replacement Collaboration Target”) for no additional consideration represents material rights under the agreement.

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

The transaction price, which subsequent to the recognition of the Regeneron Equity Commitment is $41.7 million, was allocated to the performance obligations on a relative selling price basis. As of September 30, 2026, the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations was $40.8 million. The Company expects to recognize this amount as collaboration revenue through at least 2029, although the timing of recognition will depend on the performance of the research services and the exercise or expiration of the replacement-target rights.

The Company determined the estimated standalone selling price for each Exclusive License and Research Services performance obligation using a discounted cash flow model that determined the present value of the probability weighted cash inflows and outflows associated with each Collaboration Target. The Company determined the estimated standalone selling price for material rights by estimating the incremental costs to perform the additional services and estimating the probability the replacement right will be exercised. For sales-based milestones and royalties, the Company will recognize revenue when the underlying product revenue is recognized by Regeneron. All other contingent payments are fully constrained as of September 30, 2026, as the achievement of the milestones underlying such contingent payments is based on either the Company or Regeneron’s ability to execute under the research plans, which is not certain at contract inception.

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

During the three and nine months ended September 30, 2026, the Company recognized revenue of $0.7 million and $0.8 million, respectively. Deferred revenue as of September 30, 2026 was $40.8 million, of which $13.5 million was recorded as a current liability on the condensed consolidated balance sheet.

Research Collaboration and Option Agreement with Altos Labs, Inc.

In August 2026, the Company entered into a research collaboration and option agreement with Altos Labs, Inc. (“Altos”), a related party, to conduct certain nonclinical research and development and activities to design and generate a Helicon peptide directed to a specified target (refer to Note 13, Related Party Transactions). Pursuant to the agreement, the Company will research and develop potential compounds during the research period that will be evaluated for potential further development by Altos during a defined evaluation period. Altos has the option to negotiate a license agreement in good faith during a defined negotiation period.

The Company received a $1.0 million up-front fully refundable and creditable payment from Altos and is entitled to receive reimbursement for all internal and external costs incurred by the Company to perform the nonclinical research and development activities under the agreement subject to an agreed upon cap. The upfront payment will offset any payments due from Altos to reimburse the Company for its costs incurred, including the pre-effective date activities under the agreement.

The Company determined the transaction represented a contract with a customer within the scope of ASC 606. The Company concluded the agreement contains one performance obligation, the performance of nonclinical research and development services. The transaction price, which consists entirely of variable consideration related to the expected reimbursement of all internal and external costs incurred by the Company inclusive of an applicable profit margin in its performance under the agreement, was estimated using the most likely amount method. Revenue associated with the performance obligation is recognized as services are provided as control is transferred over time. The Company measures progress based on the amount of costs incurred relative to the total costs expected to fulfill the performance obligation. During the three and nine months ended September 30, 2026, the Company recognized revenue of $1.4 million which is reflected in collaboration revenue – related party on the condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2026, the upfront payment was fully applied against amounts owed by Altos for the Company’s performance of the services under the agreement, including the pre-effective date costs incurred. As of September 30, 2026, the Company recorded accounts receivable – related party of $0.4 million on the condensed consolidated balance sheet.

13. Related Party Transactions

Sublease Arrangement

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

The Company recorded sublease income of $1.1 million and $3.2 million for the three and nine months ended September 30, 2025, respectively. In addition, the Company received payments from the related party of $0.5 million and $1.6 million during the three and nine months ended September 30, 2025, respectively, representing the related party’s share of occupancy costs. Of the amounts received, $0.5 million and $1.5 million were recorded as a reduction of research and development expense for the three and nine months ended September 30, 2025, respectively, and less than $0.1 million and $0.1 million was recorded as a reduction of general and administrative expense for the three and nine months ended September 30, 2025, respectively, in the condensed consolidated statements of operations and comprehensive loss.

Research Collaboration and Option Agreement with Altos

As further described in Note 12, Collaboration Agreements, the Company entered into a research collaboration and option agreement in August 2026 with Altos to conduct certain research, nonclinical development and manufacturing activities to design and generate a Helicon peptide directed to a specified target. Altos is considered a related party due to a member of the Company’s Board of Directors also being an operating executive of the entity.

14. Net Loss Per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, which were excluded from the calculation of diluted net loss per share allocable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series A Preferred Stock	—	1,002,805	—	1,002,805
Series B Preferred Stock	—	4,069,102	—	4,069,102
Series C Preferred Stock	—	6,540,022	—	6,540,022
Series D Preferred Stock	—	12,669,755	—	12,669,755
Series E Preferred Stock	—	15,128,745	—	15,128,745
Common stock warrants	—	24,152	—	24,152
Outstanding stock options	15,012,400	8,710,026	15,012,400	8,710,026
Total	15,012,400	48,144,607	15,012,400	48,144,607

The amounts of outstanding stock options in the table above for the three and nine months ended September 30, 2026 and 2025 exclude 419,506 potentially dilutive securities as these outstanding stock options relate to contingently issuable shares for which the market condition was not satisfied as of the respective period end.

15. Retirement Plan

The Company has a U.S. tax-qualified employee savings and retirement 401(k) plan, covering all qualified employees. Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax-deferred contributions. The Company may make matching contributions to each eligible participant’s account based on a percentage of the participant’s elective deferral contribution. Matching contributions amounted to $0.3 million and $0.2 million for three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$671	$—	$819	$—
Collaboration revenue - related party	1,443	—	1,443	—
Operating expenses:
External research and development expense - Zolucatetide	17,844	8,153	43,611	30,677
External research and development expense - ß-Catenin Degrader	614	44	1,829	956
External research and development expense - ERG	1,237	1,475	6,119	4,957
External research and development expense - ARON	1,944	1,020	5,309	2,636
External research and development expense - Early discovery and other programs	1,500	1,324	3,515	3,563
Other research and development expenses	8,549	7,672	24,518	21,706
Personnel-related research and development expenses (excluding stock-based compensation expense)	12,368	7,741	33,962	25,350
Personnel-related general and administrative expenses (excluding stock-based compensation expense)	2,551	2,166	8,147	6,829
Other general and administrative expenses	6,904	3,818	18,851	10,553
Depreciation and amortization expense	602	612	1,801	1,884
Stock-based compensation expense	2,737	820	7,675	2,495
Other segment items(1)	(10,245)	(1,370)	(10,805)	(4,995)
Consolidated net loss	$(44,491)	$(33,475)	$(142,270)	$(106,611)

Notes

(1)
Other segment items consist of interest income, interest expense, sublease income – related party, and change in fair value of simple agreement for future equity.

17. Subsequent Events

Lease Amendment

On October 30, 2026, the Company entered into an amendment (the “Lease Amendment”) with the landlord of its leased space at 30 Acorn Park Drive in Cambridge, Massachusetts (the “Existing Premises”). Under the Lease Amendment, the Company agreed to extend the lease term of the Existing Premises from February 28, 2031 to December 31, 2037.

Additionally, the Company agreed to lease approximately 33,525 square feet of additional office, research and manufacturing space at 20 Acorn Drive in Cambridge, Massachusetts with the same landlord (the “Expansion Premises”). The Expansion Premises are expected to be delivered to the Company no later than January 1, 2028 and base rent will commence on January 1, 2029. The Expansion Premises will be co-terminus with the lease for the Existing Premises.

Total additional aggregate base rent payments related to the extension of the Existing Premises and the Expansion Premises will be approximately $91.6 million and will be payable beginning in 2029 through 2037. Additionally, the Company shall not be obligated to pay base rent for the Existing Premises for a period of 8 months as designated by the landlord prior to February 28, 2031.

Further, under the terms of the Lease Amendment, the landlord agreed to provide the Company a tenant improvement allowance of up to approximately $8.5 million to be used toward the Existing Premises and Expansion Premises. The Company shall also have two five-year renewal options to extend the Existing Premises and Expansion Premises.

Clinical Collaboration Agreement with Revolution Medicines, Inc.

On November 11, 2026, the Company entered into a Clinical Collaboration Agreement (the "RevMed Agreement") with Revolution Medicines, Inc. ("RevMed") to evaluate the Company’s lead investigational Helicon peptide, zolucatetide, in combination with RevMed’s zoldonrasib and a third-party compound (cetuximab) in a Phase 1/2 trial for patients with previously treated RAS G12D mutant microsatellite stable metastatic colorectal cancer. The Company will sponsor and conduct the study. The Company will supply zolucatetide, and RevMed will supply zoldonrasib. All other costs will be equally shared by the Company and RevMed.

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

To our knowledge, our lead product candidate, zolucatetide, is the first-ever drug to directly target the interaction between b-catenin and the T-cell factor (“TCF”) family of transcription factors. This is the central node in the Wnt/b-catenin cell signaling pathway which regulates cell proliferation and differentiation and whose hyperactivation is a driver of millions of cancer cases annually across many tumor types. Drugging this critical node eluded three decades of intensive efforts to do so across the pharmaceutical industry. Zolucatetide has generated promising clinical data in a range of solid tumors driven by alterations in the Wnt/b-catenin pathway. We presented updated desmoid tumor data as of our June 22, 2026 data cut at the European Society for Medical Oncology (ESMO) Congress 2026. Among response-evaluable patients who began treatment at a starting dose of ≥450 mg, zolucatetide demonstrated an objective response rate (ORR) of 72.2% (13/18) in a 32-week landmark analysis.

Objective responses have been observed across patients who have failed g-secretase inhibitors (“GSIs”) and those who have never taken GSIs. Importantly, zolucatetide has been able to generate this rate of response with a tolerability profile that we believe is more favorable than that of currently available drug therapy. We plan to initiate a global registrational Phase 3 trial for zolucatetide in patients with desmoid tumors in the first half of 2027 with topline results anticipated in 2029.

We believe zolucatetide provides clinical validation of our first-in-industry Helicon approach and represents an expansive opportunity for medical and commercial impact. Our nonclinical pipeline provides additional examples of the repeatability of our Helicon approach and includes programs targeting two key drivers of prostate cancer, the ETS-related gene (“ERG”) and the androgen receptor in its active state (“ARON”). Our current pipeline is focused on various cancers and tumor types; however, we believe Helicons could also have broad applicability against targets in many diseases with substantial unmet need outside oncology, and we plan to evaluate other therapeutic areas in the future.

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

We have incurred significant operating losses since inception and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates and any additional product candidates we may develop. Our net losses were $44.5 million and $33.5 million for the three months ended September 30, 2026 and 2025, respectively, and $142.3 million and $106.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $683.8 million.

We anticipate that our expenses and operating losses will increase substantially for the foreseeable future if and as we:

•
expand the number of our development programs;
•
continue or expand our scope of research or development of our current programs and product candidates in nonclinical development;
•
continue or expand the scope of our clinical trials for our product candidates;
•
initiate additional nonclinical, clinical or other studies or trials for our programs and product candidates, including pursuant to our licensing and collaboration arrangements;
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

As a result, we will need substantial additional capital to support our continuing operations and pursue our strategy. As of September 30, 2026, we had total cash, cash equivalents and marketable securities of $1,072.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2030. See the section titled “—Liquidity and Capital Resources” below and Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Components of Results of Operations

Collaboration Revenue

For the foreseeable future, we expect substantially all of our revenues to be generated from the Regeneron Agreement and the research collaboration and option agreement with Altos Labs, Inc. (“Altos”), a related party. For more information on the Regeneron Agreement and the research collaboration and option agreement with Altos, see the section titled “License and Collaboration Agreements” below and Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have not generated any product revenue. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which may not occur for several years, if at all. If our development efforts for our product candidates are successful and result in regulatory approval or we successfully enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, or payments from such collaboration or license agreements, or any combination thereof.

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
•
the number and scope of additional nonclinical and clinical programs we decide to pursue, and the number of product candidates we decide to develop further;
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

Interest Expense

Interest expense consists of interest incurred on our term loan, as amended, including amortization of debt discount and debt issuance costs, and interest expense associated with our finance leases for certain laboratory equipment. The term loan matured and was fully paid on October 1, 2026.

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

Income Taxes

No provision for income taxes was recorded for the three or nine months ended September 30, 2026 and 2025 due to our net losses and maintenance of a full valuation allowance against our net deferred tax assets. As of December 31, 2025, we had net operating loss carryforwards for federal income tax purposes of $357.9 million, of which $348.9 million can be carried forward indefinitely and the remainder of which begins to expire in 2036. In addition, we had state net operating loss carryforwards of $347.4 million as of December 31, 2025, of which $2.7 million can be carried forward indefinitely and the remainder of which begin to expire in 2036.

As of December 31, 2025, we had federal and state research and development tax credit carryforwards of $17.2 million and $7.7 million, respectively, which are available to reduce future tax liabilities, and which begin to expire in 2030.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenue:
Collaboration revenue	$671	$—	$671	*
Collaboration revenue - related party	1,443	—	1,443	*
Total revenue	2,114	—	2,114	*
Operating expenses:
Research and development	45,597	28,199	17,398	61.7%
General and administrative	11,253	6,646	4,607	69.3%
Total operating expenses	56,850	34,845	22,005	63.2%
Loss from operations	(54,736)	(34,845)	(19,891)	57.1%
Other income (expense):
Interest income	10,369	711	9,658	1,358.4%
Interest expense	(124)	(398)	274	(68.8)%
Sublease income - related party	—	1,057	(1,057)	(100.0)%
Total other income, net	10,245	1,370	8,875	647.8%
Net loss	$(44,491)	$(33,475)	$(11,016)	32.9%

* Not meaningful

Collaboration Revenue

Collaboration revenue was $2.1 million for the three months ended September 30, 2026 and consisted of $0.7 million of revenue generated under the Regeneron Agreement, which was entered into in May 2026, and $1.4 million of revenue generated under a research collaboration and option agreement entered into with Altos, a related party, in August 2026. Revenue under these agreements is recognized as we conduct research activities based on costs incurred as compared to the total estimated costs to complete the services. We expect our collaboration revenue to increase as the research activities under the agreements are performed.

Research and Development Expense

The following table summarizes our research and development expense for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2026	2025	$	%
External research and development expenses by program:
Zolucatetide	$17,844	$8,153	$9,691	118.9%
β-Catenin Degrader	614	44	570	1,295.5%
ERG Degrader	1,237	1,475	(238)	(16.1)%
ARON Degrader	1,944	1,020	924	90.6%
Early discovery and other programs	1,500	1,324	176	13.3%
Unallocated research and development expenses:
Personnel-related expenses	13,353	7,925	5,428	68.5%
Other research and development expenses	5,921	5,286	635	12.0%
Facility-related expenses	3,184	2,972	212	7.1%
Total research and development expense	$45,597	$28,199	$17,398	61.7%

Research and development expense was $45.6 million for the three months ended September 30, 2026, as compared to $28.2 million for the three months ended September 30, 2025. The increase of $17.4 million, or 61.7%, was primarily due to:

•
an increase in external expenses for our lead product candidate, zolucatetide, of $9.7 million, which was primarily attributable to increases in costs incurred for CROs, CMOs and consultants as we continued to advance zolucatetide through a Phase 1/2 clinical trial in patients with advanced solid tumors; and
•
an increase in personnel-related expenses of $5.4 million, which was primarily the result of an increase in headcount to support our research and development operations and an increase in stock-based compensation expense.

General and Administrative Expense

The following table summarizes our general and administrative expense for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Personnel-related expenses	$4,303	$2,802	$1,501	53.6%
Professional and consulting fees	4,000	1,884	2,116	112.3%
Other general and administrative expenses	2,950	1,960	990	50.5%
Total general and administrative expense	$11,253	$6,646	$4,607	69.3%

General and administrative expense was $11.3 million for the three months ended September 30, 2026, as compared to $6.6 million for the three months ended September 30, 2025. The increase of $4.6 million, or 69.3%, was primarily due to:

•
an increase in personnel-related expenses of $1.5 million, which was primarily the result of an increase in headcount within our general and administrative functions and an increase in stock-based compensation expense; and
•
an increase in professional and consulting fees of $2.1 million, which was primarily the result of additional external costs related to being a public company and recruitment costs.

Interest Income

Interest income was $10.4 million for the three months ended September 30, 2026, as compared to $0.7 million for the three months ended September 30, 2025. The increase of $9.7 million, or 1,358.4%, was primarily due to increases in our average balances of cash, cash equivalents and marketable securities resulting from the Series F convertible preferred stock financing in January 2026 and our IPO in June 2026.

Interest Expense

Interest expense was $0.1 million for the three months ended September 30, 2026, as compared to $0.4 million for the three months ended September 30, 2025. The decrease of $0.3 million, or 68.8%, was primarily attributable to payments of principal on our term loan, which matured and was fully paid in October 2026.

Sublease Income - Related Party

Sublease income – related party was $1.1 million for the three months ended September 30, 2025. The sublease expired in December 2025, and, as a result, no sublease income was recognized during the three months ended September 30, 2026.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenue:
Collaboration revenue	$819	$—	819	*
Collaboration revenue - related party	1,443	—	1,443	*
Total revenue	2,262	—	2,262	*
Operating expenses:
Research and development	122,727	92,230	30,497	33.1%
General and administrative	32,610	19,376	13,234	68.3%
Total operating expenses	155,337	111,606	43,731	39.2%
Loss from operations	(153,075)	(111,606)	(41,469)	37.2%
Other income (expense):
Interest income	16,987	3,017	13,970	463.0%
Interest expense	(626)	(1,193)	567	(47.5)%
Sublease income - related party	—	3,171	(3,171)	(100.0)%
Change in fair value of simple agreement for future equity	(5,556)	—	(5,556)	*
Total other income, net	10,805	4,995	5,810	116.3%
Net loss	$(142,270)	$(106,611)	$(35,659)	33.4%

* Not meaningful

Collaboration Revenue

Collaboration revenue was $2.3 million for the nine months ended September 30, 2026 and consisted of $0.8 million of revenue generated under the Regeneron Agreement, which was entered into in May 2026, and $1.4 million of revenue generated under a research collaboration and option agreement entered into with Altos, a related party, in August 2026. Revenue under these agreements is recognized as we conduct research activities based on costs incurred as compared to the total estimated costs to complete the services. We expect our collaboration revenue to increase as the research activities under the agreements are performed.

Research and Development Expense

The following table summarizes our research and development expense for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
External research and development expenses by program:
Zolucatetide	$43,611	$30,677	$12,934	42.2%
β-Catenin Degrader	1,829	956	873	91.3%
ERG Degrader	6,119	4,957	1,162	23.4%
ARON Degrader	5,309	2,636	2,673	101.4%
Early discovery and other programs	3,515	3,563	(48)	(1.3)%
Unallocated research and development expenses:
Personnel-related expenses	36,135	25,938	10,197	39.3%
Other research and development expenses	16,606	14,744	1,862	12.6%
Facility-related expenses	9,603	8,759	844	9.6%
Total research and development expense	$122,727	$92,230	$30,497	33.1%

Research and development expense was $122.7 million for the nine months ended September 30, 2026, as compared to $92.2 million for the nine months ended September 30, 2025. The increase of $30.5 million, or 33.1%, was primarily due to:

•
an increase in external expenses for our lead product candidate, zolucatetide, of $12.9 million, which was primarily attributable to increases in costs incurred for CROs, CMOs and consultants as we continued to advance zolucatetide through a Phase 1/2 clinical trial in patients with advanced solid tumors;
•
an increase in personnel-related expenses of $10.2 million, which was primarily the result of an increase in headcount to support our research and development operations and an increase in stock-based compensation expense;
•
an increase in other research and development expenses of $1.9 million, which was primarily due to increases in laboratory supplies, consumables, external services, and other operating costs incurred as a result of our research and development activities; and
•
increases in external expenses for our ERG and ARON degrader nonclinical programs of $1.2 million and $2.7 million, respectively, which were primarily due to increases in costs for in vivo development studies.

General and Administrative Expense

The following table summarizes our general and administrative expense for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Personnel-related expenses	$13,649	$8,736	$4,913	56.2%
Professional and consulting fees	11,941	5,598	6,343	113.3%
Other general and administrative expenses	7,020	5,042	1,978	39.2%
Total general and administrative expense	$32,610	$19,376	$13,234	68.3%

General and administrative expense was $32.6 million for the nine months ended September 30, 2026, as compared to $19.4 million for the nine months ended September 30, 2025. The increase of $13.2 million, or 68.3%, was primarily due to:

•
an increase in personnel-related expenses of $4.9 million, which was primarily the result of an increase in headcount within our general and administrative functions, severance charges and an increase in stock-based compensation expense;
•
an increase in professional and consulting fees of $6.3 million, which was primarily the result of additional external costs incurred related to being a public company, intellectual property legal fees and recruitment costs; and
•
an increase in other general and administrative expenses of $2.0 million, which was primarily driven by increases in information technology costs.

Interest Income

Interest income was $17.0 million for the nine months ended September 30, 2026, as compared to $3.0 million for the nine months ended September 30, 2025. The increase of $14.0 million, or 463.0%, was primarily due to increases in our average balances of cash, cash equivalents and marketable securities resulting from the Series F convertible preferred stock financing in January 2026 and our IPO in June 2026.

Interest Expense

Interest expense was $0.6 million for the nine months ended September 30, 2026, as compared to $1.2 million for the nine months ended September 30, 2025. The decrease of $0.6 million, or 47.5%, was primarily attributable to payments of principal on our term loan, which matured and was fully paid in October 2026.

Sublease Income - Related Party

Sublease income – related party was $3.2 million for the nine months ended September 30, 2025. The sublease expired in December 2025 and as a result, no sublease income was recognized during the nine months ended September 30, 2026.

Change in Fair Value of Simple Agreement for Future Equity

Change in fair value of simple agreement for future equity for the nine months ended September 30, 2026 consisted of an increase in the fair value of the SAFE liability of $5.6 million. In connection with the IPO, the SAFE automatically converted into 2,777,777 shares of common stock at a price per share of $18.00, or 90% of the public offering price. The fair value of the SAFE upon conversion was determined to be $55.6 million based on the fair value of the common stock issued at the time conversion.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our product candidates, which are in clinical or nonclinical development, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which may not occur for several years, if at all.

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

Cash Flows

Comparison of the nine months ended September 30, 2026 and 2025

The following table provides information regarding our cash flows for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net cash (used in) provided by:
Operating activities	$(93,901)	$(96,779)	$2,878	(3.0)%
Investing activities	(552,712)	39,881	(592,593)	(1,485.9)%
Financing activities	1,140,100	67,017	1,073,083	1,601.2%
Net increase in cash, cash equivalents and restricted cash	$493,487	$10,119	$483,368	4,776.8%

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

For the nine months ended September 30, 2026, net cash used in operating activities was $93.9 million, primarily due to a net loss of $142.3 million, which was offset by net non-cash expenses of $17.7 million and changes in operating assets and liabilities of $30.6 million. The changes in operating assets and liabilities were primarily driven by an increase in deferred revenue under the Regeneron Agreement of $40.8 million, partially offset by a decrease in operating lease liabilities of $5.3 million and an increase in prepaid expenses and other assets of $7.6 million.

For the nine months ended September 30, 2025, net cash used in operating activities was $96.8 million, primarily due to a net loss of $106.6 million, offset by net non-cash expenses of $9.9 million.

Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $552.7 million, which primarily consisted of purchases of marketable securities of $561.0 million, offset by proceeds from maturities of marketable securities of $9.9 million.

During the nine months ended September 30, 2025, net cash provided by investing activities was $39.9 million, which primarily consisted of maturities of marketable securities of $56.7 million, partially offset by purchases of marketable securities of $16.7 million.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $1,140.1 million, which primarily consisted of proceeds from our IPO, net of underwriting discounts and commissions, of $718.2 million, gross proceeds from our concurrent private placement of common stock with a fair value of $83.3 million, gross proceeds from the issuance of our Series F convertible preferred stock of $305.2 million and gross proceeds from the issuance of a SAFE of $50.0 million, partially offset by principal payments on our term loan of $11.3 million and payments of initial public offering costs of $5.4 million.

During the nine months ended September 30, 2025, net cash provided by financing activities was $67.0 million, which primarily consisted of gross proceeds from the issuance of our Series E convertible preferred stock and preferred stock tranche right of $67.5 million, partially offset by principal payments on our finance leases of $0.4 million.

Future Funding Requirements

We have not generated any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which may not occur for several years, if at all. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue nonclinical activities and studies, advance ongoing clinical trials of our product candidates and conduct future clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Further, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on the factors set out above.

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

As of September 30, 2026, we had total cash, cash equivalents and marketable securities of $1,072.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2030. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require additional funding in order to finance operations and complete our ongoing and planned clinical trials. Access to such funding on acceptable terms cannot be assured.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•
the progress, results and costs of, discovery and nonclinical studies for our programs and development candidates;
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

Identifying potential product candidates and conducting nonclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

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

Contractual Obligations and Other Commitments

Leases

As of September 30, 2026, we leased office, research and manufacturing space in Cambridge, Massachusetts under a non-cancelable operating lease which, prior to the amendment in October 2026, expired in February 2031, as well as space at a vivarium facility under a non-cancelable operating lease that expires in December 2027. We also entered into finance lease agreements for laboratory equipment. Future minimum commitments under these leases are $46.9 million as of September 30, 2026. These commitments are also recognized as operating lease liabilities and finance lease liabilities, respectively, on our condensed consolidated balance sheets.

In October 2026, we entered into an amendment to our existing operating lease to extend the term from February 2031 to December 2037 and lease additional office, research and manufacturing space beginning no later than January 2028 through December 2037. Total incremental future minimum commitments related to the extension of the existing leased premises and additional leased space is approximately $91.6 million. The amended lease also provides a tenant improvement allowance of up to $8.5 million. As part of the lease amendment, the landlord provided us an 8 month base rent abatement for the existing leased premises.

Term Loan

In September 2021, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was subsequently amended (the “Loan Agreement”), under which we borrowed $15.0 million. The term loan bore interest at a floating rate equal to the greater of (i) 6.75% and (ii) the prime rate plus a margin; provided that the interest rate would not exceed 6.75%. The amounts borrowed under the Loan Agreement were scheduled to mature on October 1, 2026. After triggering an interest-only extension upon the sale of our Series E convertible preferred stock in January 2025, we began paying principal in 12 equal monthly payments of approximately $1.3 million each on November 1, 2025. In addition, we were also required to pay final payment fees of approximately $0.8 million, due upon (a) the term loan maturity date, (b) the repayment of the term loan in full, (c) as required pursuant to permitted prepayment or mandatory prepayment upon an acceleration, or (d) the termination of the Loan Agreement. As of September 30, 2026, $2.0 million of total principal remained outstanding under the Loan Agreement. On October 1, 2026, the term loan matured and was fully paid. Refer to Note 9 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report for more information on our term loan.

Harvard License Agreement

In August 2017, we entered into a license agreement, as amended (the “Harvard License”), with the President and Fellows of Harvard College (“Harvard”), to obtain a worldwide, exclusive, royalty-bearing license to certain intellectual property which was developed by our founder.

Under the terms of the Harvard License, we are required to make payments to Harvard upon the achievement of certain development, regulatory and sales milestones up to an aggregate of $18.3 million, as well as future royalty payments, based on a percentage of aggregate net sales ranging in the low single digits. In addition, we are required to make payments to Harvard for non-royalty income received under sublicenses or strategic partnerships with third parties, with the applicable payment based on the stage of development of the first licensed product at the time we enter into such agreement (before or after enrollment of the first patient in a Phase 2 clinical study of a licensed product), ranging from a single-digit percentage to a mid-teens percentage. We are also required to pay an annual maintenance fee for the duration of the Harvard License, which can be credited against future royalty payments. As of September 30, 2026, we have achieved milestones totaling $0.3 million under the Harvard License. Refer to Note 11 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report for more information on the Harvard License.

Purchase and Other Obligations

We enter into contracts in the normal course of business with third-party CROs, CMOs and other third-party vendors for nonclinical, clinical trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation generally consist of payments for services provided or expenses incurred up to the date of cancellation, including non-cancelable obligations of our service providers and, in some cases, wind-down costs.

License and Collaboration Agreements

Below is a summary of the key terms of our license and collaboration agreements. For more information on our research collaboration agreement with ARTBIO, Inc. (“ARTBIO”) and the Regeneron Agreement, refer to Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ARTBIO Collaboration Agreement

In May 2024, we entered into a research collaboration agreement with ARTBIO, to co-develop multiple Helicon-enabled alpha particle radioligand therapies for the treatment of cancer. Under the terms of this agreement, we are responsible for equally participating on joint committees and carrying out at least four research programs with respect to each collaboration target. We and ARTBIO share in the costs of the research programs equally, with ARTBIO responsible for the first $10.0 million of development costs incurred by both parties, and we are responsible for the second $10.0 million of development costs incurred by both parties. Any further development costs beyond these initial funding amounts will be shared equally by both parties. Upon later regulatory approval and commercialization of related product(s), the parties will share equally in all net profits or losses. The agreement expires upon (i) the date on which products arising from the collaboration are no longer commercialized or developed for commercialization, or (ii) termination by one or both parties. As of September 30, 2026, we have incurred $5.0 million of development costs under the collaboration arrangement, which have been reimbursed by ARTBIO.

Under certain circumstances, either party can terminate the agreement, or opt out of further participation in any research programs, and we may be obligated to refund amounts received during the initial funding periods to ARTBIO, such that the total costs incurred through the effective date of termination would be shared equally. As of September 30, 2026, we have recorded a liability of $2.7 million representing fifty percent of the total costs incurred by both parties.

On April 16, 2026, ARTBIO sent notice of its intent to opt out of all the research programs under the research collaboration agreement. On May 26, 2026, we sent a notice of termination of the research collaboration agreement to ARTBIO. No eligible costs were incurred by us or ARTBIO during the nine months ended September 30, 2026.

License and Collaboration Agreement with Regeneron

In May 2026, we entered into the Regeneron Agreement with Regeneron to discover, develop, and commercialize Helicons, with a particular focus on Antibody-Helicon Conjugates (“AHCs”), directed to a set of specified targets (each, a "Collaboration Target").

Under the terms of the Regeneron Agreement and during the research term for each Collaboration Target, we will collaborate with Regeneron to perform certain research and nonclinical development activities, including screening, generating, testing and evaluating new Helicons and AHCs directed to such Collaboration Target (each, a “Product”). Under the Regeneron Agreement, there are five initial Collaboration Targets, with Regeneron having the right to replace up to two targets for no additional consideration and the option to nominate up to five additional Collaboration Targets, subject to an additional option payment from Regeneron. For one initial Collaboration Target, Regeneron may add one or more additional programs with respect to such Collaboration Target, subject to payment of additional program fees. Following Regeneron’s nomination of a Product to be a “Licensed Product” during the research term for the applicable Collaboration Target (including additional Collaboration Targets), Regeneron has the sole right to advance through development, manufacturing and worldwide commercialization of Licensed Products, including clinical and regulatory strategy, pricing, and promotion.

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

Research Collaboration and Option Agreement with Altos

In August 2026, we entered into a research collaboration and option agreement with Altos, a related party, to conduct certain nonclinical research and development activities to design and generate a Helicon peptide directed to a specified target. Pursuant to the agreement, we will research and develop potential compounds during the research period that will be evaluated for potential further development by Altos during a defined evaluation period. Altos has the option to negotiate a license agreement in good faith during a defined negotiation period.

We received a $1.0 million up-front fully refundable and creditable payment from Altos and we are entitled to receive reimbursement for all internal and external costs incurred us to perform the nonclinical research and development activities under the agreement subject to an agreed upon cap. The upfront payment will offset any payments due from Altos to reimburse us for costs we incur, including the pre-effective date activities under the agreement.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on developing our Helicon discovery platform and researching and developing programs and product candidates, including our lead product candidate, zolucatetide. All of our programs and product candidates are still in the research, nonclinical development or clinical development stages. We have not yet demonstrated our ability to successfully initiate or complete Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Developing biopharmaceutical products, including conducting nonclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect to spend substantial amounts to (i) continue our research and development activities, perform nonclinical studies, and conduct clinical trials of our current and future programs and product candidates, (ii) continue to develop our Helicon discovery platform, (iii) seek regulatory approvals for our product candidates, including zolucatetide and (iv) launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial sales, marketing, and distribution organization.

As of September 30, 2026, we had approximately $1,072.9 million in cash, cash equivalents and marketable securities. We believe, based on our current operating plan, that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2030. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, royalty financings, government or other third-party grants, asset sales, partnership, collaboration, or licensing arrangements, such as our collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”), or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our spending will vary based on new and ongoing research and development and corporate activities. Because the length of time and activities associated with research and development of our programs and product candidates are highly uncertain, we are unable to estimate the actual funds we will require for research, development, marketing, and commercialization activities. Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to the:

•
number of programs that result in product candidates we choose to develop further;
•
initiation, progress, timing, costs, and results of nonclinical or nonclinical studies and clinical trials for our product candidates;
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

We have no products approved for commercial sale and have not generated any revenue from product sales. We will continue to incur significant research and development and other expenses related to our programs, product candidates, Helicon discovery platform, and ongoing operations. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. We have incurred net losses in each year since our inception in 2015. Our net losses were $44.5 million and $33.5 million for the three months ended September 30, 2026 and 2025, respectively, and $142.3 million and $106.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $683.8 million.

We have devoted most of our financial resources to research and development, including our clinical and nonclinical development activities and the development of our Helicon discovery platform. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding, including through our licensing and collaboration arrangements. We have not initiated pivotal clinical trials for any of our product candidates, and it will be several years, if ever, before we or a collaboration partner have a product candidate ready for commercialization. Even if we or a collaboration partner obtain regulatory approval to market a product, our future revenues will depend upon the size of any markets in which such product have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors, and adequate market share in those markets. We may never achieve profitability.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
expand the number of our research and development programs;
•
continue or expand our scope of research or development of our current programs and product candidates in nonclinical development;
•
continue or expand the scope of our clinical trials for our product candidates;
•
initiate additional nonclinical, clinical, or other studies or trials for our programs and product candidates, including pursuant to our licensing and collaboration arrangements;
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

Our product candidates will require additional clinical development, evaluation of clinical, nonclinical, and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote product candidates before we receive marketing approval from the applicable Regulatory Authorities, and we may never receive such marketing approvals.

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

Some of our product candidates modulate pathways for which there are currently no approved or effective therapies, which may result in uncertainty regarding our current and future development efforts and ability to obtain regulatory approval for such candidates. We select programs for cancer driver targets based on what we believe are compelling biological rationales. We explore new programs based on extensive nonclinical data analysis which sometimes cannot predict efficacy or safety in humans.

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

Regulatory approval of novel product candidates such as ours can be more expensive, riskier, and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and Regulatory Authorities’ lack of experience with them. The novelty of the mechanism of action of any of our product candidates may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates, or lead to significant post-approval limitations or restrictions. The novel mechanism of action also means that fewer people are trained in or experienced with product candidates of this type, which may make it more difficult to find, hire and retain personnel for research, development, and manufacturing positions and to identify clinical trial investigators to use our product candidates in trials. Because our product candidates utilize a novel mechanism of action that has not been the subject of extensive study compared to more well-known product candidates, there is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our nonclinical studies and clinical trials. Because our product candidates are designed to target novel protein binding sites, we may be required to provide more nonclinical and clinical data to demonstrate the potential of our product candidates. Any such events could adversely impact our business prospects, operating results, and financial condition.

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

Risks Related to the Research, Development, Regulatory Review, and Approval of Our Product Candidates

Nonclinical and clinical development is inherently lengthy and uncertain. Nonclinical and clinical trials of our product candidates may be delayed, and certain programs may never advance into or through the clinic or may be more costly to conduct than we anticipate, any of which would have a material adverse impact on our business.

Nonclinical and clinical testing is expensive and complex and can take many years to complete, and its outcome is inherently uncertain. We or our collaboration partner may not be able to initiate, may experience delays in, or may have to discontinue nonclinical studies and clinical trials for our product candidates.

Before we can initiate clinical trials for a product candidate, we must first complete extensive nonclinical studies, including IND-enabling good laboratory practices (“GLP”) toxicology testing, which support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our nonclinical testing and studies. For example, while Regulatory Authorities like the FDA have signaled through draft guidance a movement away from animal testing for monoclonal antibodies, we have thus far depended on the availability of non-human primates (“NHPs”) to conduct certain nonclinical studies that we are required to complete prior to submitting an IND or foreign equivalent prior to initiating clinical development, and prior to submitting a marketing application. During the past several years, there was a global shortage of NHPs available for drug development. If the shortages in NHPs or other laboratory animals occur in the future, this could significantly increase the costs of obtaining, or decrease the availability of, NHPs or other laboratory animals for our future nonclinical studies if regulators continue to require NHP data, or we require other laboratory animals, to support our nonclinical and clinical development programs. This could also result in delays in our development and approval timelines.

We must also complete extensive work on Chemistry, Manufacturing and Controls (“CMC”) activities (including yield, purity, and stability data) to be included in any IND filing. CMC activities require extensive manufacturing processes and analytical development, which is uncertain and lengthy. For instance, batch failures have occurred and may occur in the future as we scale up our manufacturing. In addition, we may have difficulty identifying appropriate buffers and storage conditions to enable sufficient shelf life of batches of our nonclinical or clinical product candidates. If we are required to produce new batches of our product candidates due to insufficient shelf life, it may delay the commencement or completion of nonclinical or clinical trials of such product candidates.

We cannot predict whether Regulatory Authorities will accept the results of our nonclinical testing or our proposed clinical programs or whether the outcome of our nonclinical testing, studies, and CMC activities will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our nonclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in Regulatory Authorities allowing clinical trials to begin.

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
•
the outcome of our nonclinical studies and our early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results;
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
•
nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many product candidates believed to have performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval;
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

In addition, our ability to access and use clinical trial data for ongoing trials and any new trials conducted in China will be highly dependent on acceptance and approvals from Human Genetic Resources Administration of China (“HGRAC”). There is no guarantee that the HGRAC will not impede our ability to obtain and use clinical trial data for trials conducted in China in a timely manner or in a way that facilitates our use of such data. We intend to rely on our sites in China to provide us with significant data and other information related to our product candidates, including nonclinical and clinical data. We may not be able to independently verify or audit all of such data (including possibly material portions thereof). As a result, such data may be inaccurate, misleading, or incomplete.

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

We are conducting clinical trials for product candidates outside the United States, and Regulatory Authorities may not accept data from such trials.

We are conducting, and expect to continue to conduct clinical trials and arms of our clinical trials for our product candidates internationally. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by Regulatory Authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, regardless of whether such trials were conducted under an IND, the FDA will generally not approve the application on the basis of foreign data alone unless the data are applicable to the U.S. population and U.S. medical practice, the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice (“GCP”) regulations, and the FDA can validate the data through on-site inspections or other appropriate means. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of an IND or marketing application, which would adversely affect our development and approval plans. Many foreign regulatory authorities have similar approval requirements, including in relation to the use of data from clinical trials conducted in foreign jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that Regulatory Authorities will accept data from trials conducted outside of the United States or the applicable jurisdiction. If Regulatory Authorities do not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in any product candidates that we develop being delayed or not receiving approval for commercialization in the applicable jurisdiction. Recent policy proposals in the United States may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. In addition, the FDA recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results.

If our clinical trials fail to replicate positive results from earlier nonclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for, or commercialize our product candidates.

The results observed from nonclinical studies or early-stage clinical trials of zolucatetide or any other product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from nonclinical studies or early-stage clinical trials may not be replicated in our subsequent nonclinical studies or clinical trials. For example, results seen in our Phase 1/2 clinical trial for zolucatetide in patients with desmoid tumors may not translate to similar results in our planned registrational Phase 3 trial or in other future clinical trials in patients with such tumors and may not be predictive of outcomes for zolucatetide in other indications. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as those observed in earlier studies and trials, and we may not have generated sufficient safety data to support a marketing application by the time of our targeted submission as other third-party products or product candidates that we believe may have similar profiles. In addition, in our planned future clinical trials, we may utilize clinical trial designs or dosing regimens or methods of delivery that have not been tested in prior clinical trials.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain approval from Regulatory Authorities.

Interim, initial, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we publicly disclose preliminary or topline data from our nonclinical studies and clinical trials, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular nonclinical study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, the topline or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Therefore, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our nonclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participants’ enrollment continues and more participants’ data become available or as participants from our clinical trials continue other treatments for their disease. Similarly, we may disclose data from a small initial number of patients, or a single patient, in a particular indication as we continue to accrue data, and while initial data may be positive, the final data in a larger number of participants may not ultimately support further development in that indication. For example, in our Phase 1/2 clinical trial studying desmoid tumor effect, administration with zolucatetide in a small number of patients who also had Familial Adenomatous Polyposis (“FAP”) associated with desmoid tumor led to a significant improvement in duodenal polyp burden in these FAP patients including substantial reduction in polyp number and size. There can be no guarantee that these patients will continue to show improvement or that we will see similar results in a well-controlled, multi-patient clinical trial designed to study zolucatetide for the treatment of FAP. Adverse differences between interim data and final data, and between limited data and more expanded data as it becomes available, could result in abandonment of a program or a product candidate and/or otherwise significantly harm our business prospects.

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

Delays or difficulties in enrollment may result in increased costs or otherwise affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates, or result in termination of the clinical trials altogether. For example, in order to enroll a sufficient number of patients in our ongoing Phase 1/2 clinical trial for zolucatetide in patients with advanced solid tumors and our planned Phase 3 clinical trial in desmoid tumors, we are opening sites in Australia and China.

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

Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain, and may prevent us from obtaining approvals for the commercialization of any product candidates we may develop. Any product candidate we may develop and the activities associated with its development and commercialization, including design, testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by Regulatory Authorities. To obtain the requisite regulatory approvals to commercialize any of our product candidates, we and any collaboration partners must demonstrate through extensive nonclinical studies and clinical trials that our products are safe, pure and effective in humans, including the target population. Successful completion of clinical trials is a prerequisite to submitting a New Drug Application (“NDA”) to the FDA, a Marketing Authorization Application (“MAA”) to the EMA, and similar marketing applications to other Regulatory Authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates.

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
•
Regulatory Authorities may disagree with our interpretation of data from clinical trials or nonclinical studies;
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

Failure to obtain marketing approval for a product candidate in a jurisdiction will prevent us from commercializing the product candidate in that jurisdiction. We have not received approval to market any product candidates from Regulatory Authorities in any jurisdiction, and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval in any market. We have no experience as an organization in filing and supporting the applications necessary to gain marketing approvals and will need to rely on CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant Regulatory Authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory Authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and may require additional nonclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Additional delays or non-approval may result if an FDA Advisory Committee or other Regulatory Authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials, and the review process. Any such delays may decrease the attractiveness of our product candidates relative to competitive products that are expected to be approved by the applicable Regulatory Authorities prior to our product candidates, and adversely affect our business.

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

Although we are initially focused on developing and commercializing zolucatetide for the treatment of desmoid tumors, we also plan to evaluate developing zolucatetide for the treatment of FAP, ACP, HCC and other rare solid tumors and related conditions. For example, in October 2026, we announced the initiation of a dose-ranging clinical cohort evaluating zolucatetide in patients with FAP as part of our ongoing Phase 1/2 clinical trial of zolucatetide. Expansion into new indications will require additional, time-consuming development efforts and significant additional expense prior to commercial sale, including nonclinical studies, clinical trials and approval by Regulatory Authorities. All product candidates are prone to the risks of failure that are inherent in biopharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, there can be no assurance that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, other Regulatory Authorities must also approve the manufacturing and marketing of the product candidate in non-U.S. jurisdictions. In order to eventually market any of our product candidates in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve product testing and validation and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Seeking foreign regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

Our current and future clinical trials may reveal significant adverse events or undesirable side effects not seen in our nonclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval, limit commercial potential, or market acceptance of any of our product candidates.

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

For example, if a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation from the FDA. Fast Track Designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. In November 2025, we obtained Fast Track Designation for zolucatetide in desmoid tumors, and we may seek additional designation for our current and future product candidates. Even where we have received and may in the future receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Additionally, the FDA may rescind any Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.

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

Any drug engineering and development that we are conducting with our Helicon discovery platform may not be successful in identifying programs and product candidates that have commercial value or therapeutic utility. The Helicon discovery platform may initially show promise in identifying potential programs and product candidates, yet fail to yield viable programs and product candidates for clinical development or potential commercialization for a number of reasons, including:

•
research programs to identify new programs and product candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new programs and product candidates. If we are unable to identify suitable additional compounds for nonclinical and clinical development, our ability to develop programs and product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;
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

Product candidates engineered with our Helicon discovery platform require substantial technical, financial and human resources to develop and potentially commercialize. We may not be able to maintain sufficient resources and expertise to discover additional programs and product candidates. If we are unable to identify successful programs and product candidates for nonclinical and clinical development and regulatory approval in a timely matter or at all, we could experience significant delays or an inability to successfully pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our product candidates, which could harm our business.

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

Risks Related to the Manufacturing of Our Product Candidates and Our Future Pipeline

We rely on third parties for the supply and manufacture of our product candidates for our research, nonclinical and clinical activities, and may do the same for commercial supplies of our products, if approved. As our pipeline increases and matures, the increased demand for supplies from our manufacturers may increase the risk that we will not have sufficient supply when needed or at an acceptable cost.

We currently utilize, and expect to continue to utilize, CDMOs to, among other things, supply and manufacture raw materials, components, parts and consumables, and to perform quality testing for our nonclinical and clinical supply for all of our product candidates. For example, we are party to agreements with WuXi AppTec Co. Ltd. (“WuXi”) and Bachem Americas, Inc. for our active pharmaceutical ingredient (“API”), and Alcami Corporation (“Alcami”) for our drug product manufacturing. We intend to continue to rely on these manufacturers, and other manufacturers to manufacture zolucatetide. In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of our product candidates, our CDMOs will be required to increase their production and optimize their manufacturing processes while maintaining the quality of our product candidates, as applicable. The transition to larger scale production could prove difficult. If our third-party manufacturers are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining the same quality, then we may not be able to meet the demands of clinical trials or market demands, which could adversely impact our ability to timely conduct our clinical trials or commercialize our product candidates, if approved, and have a material adverse impact on our business and results of operations. Furthermore, with the increase of companies developing complex synthetic therapeutics, there may be increased competition for the supply of the raw materials that are necessary to manufacture our product candidates, which could severely impact the manufacturing of our product candidates.

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

Furthermore, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. In addition, geopolitical tensions may impact our suppliers. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services provided or produced by “biotechnology companies of concern,” or entering, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern” To perform on those contracts. The Office of Management and Budget (“OMB”) will issue a list of “biotechnology companies of concern” no later than December 2026. Under the terms of the BIOSECURE Act, the OMB’s list of “biotechnology companies of concern” will include companies that are named in the Department of Defense’s 1260H List of Chinese military companies and that OMB determines are involved in the manufacturing, distribution, provision or procurement of biotechnology equipment or services, and companies that OMB designates as a “biotechnology company of concern,” which are entities under the control of a foreign adversary (like China) and that pose a risk to national security based on its research with foreign government militaries or multiomic data collection (e.g., collection of genomic information) without consent. On June 8, 2026, the Department of Defense named WuXi to its 1260H List of Chinese military companies. WuXi challenged the designation in the U.S. District Court for the District of Columbia, and on August 7, 2026, the court preliminarily enjoined the Department of Defense from giving effect to the designation while the litigation proceeds. The injunction is preliminary and remains subject to further proceedings, the Department of Defense may be permitted to redesignate WuXi, and OMB, which is not a party to the litigation, may designate WuXi under the BIOSECURE Act’s separate OMB designation pathway, which does not depend on the 1260H List. While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts that protect drugs paid under Medicaid, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If WuXi is designated a “biotechnology company of concern” and any government funding or contracts in which we may participate are implicated, we may be required to transition away from WuXi, which could disrupt our supply chain and make our costs of good higher and require us to utilize and qualify alternative CDMOs.

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

As our product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Our rate of innovation is high, which has caused, and will continue to cause, a high degree of technological change. As we scale the manufacturing output for particular product candidates, we plan to continuously improve yield, purity and the pharmaceutical properties of our product candidates from IND-enabling studies through commercial launch, including shelf-life stability, and solubility properties of product and drug substance. Because of continuous improvement in manufacturing processes, we may switch processes for a particular product candidate during development. However, after a change in process, additional time is required for pharmaceutical property testing, such as 6- or 12-month stability testing. Such testing may require resupplying clinical material, or making additional cGMP batches to keep up with clinical trial demand before such pharmaceutical property testing is completed.

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

Risks Related to Our Reliance on Third Parties

We rely on and expect to continue to rely on third parties to conduct aspects of our research, nonclinical studies, clinical protocol development and clinical trials for our programs and product candidates. If these third parties do not perform satisfactorily, comply with regulatory requirements or meet expected deadlines, we may not be able to develop product candidates in a timely or cost-effective manner, or obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We currently rely and expect to continue to rely on third parties, such as CROs to perform early stage research work such as synthesis and biology, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials, including our ongoing Phase 1/2 clinical trial for zolucatetide in patients with advanced solid tumors. We currently rely and expect to continue to rely on third parties to conduct certain research and nonclinical testing activities. In some cases, these third parties may terminate their engagements with us. If we need to enter into alternative arrangements, it could delay our product development activities or increase our costs.

Our reliance on these third-parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory or contractual responsibilities. We will be responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. For any violations of laws and regulations during the conduct of our nonclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We and our CROs will be required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of nonclinical studies and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial participants are adequately informed, among other things, of the potential risks of participating in clinical trials. We are also responsible for ensuring that the rights of our clinical trial participants are protected. These regulations are enforced by Regulatory Authorities for any product candidates in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and Regulatory Authorities may require us to perform additional clinical trials before approving our marketing applications. There is no assurance that the FDA or other Regulatory Authorities, upon inspection, will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

Although we intend to design the clinical trials for certain of our product candidates, our collaboration partners may design the clinical trials that they are managing (in some cases, with our input) and in the case of clinical trials controlled by us, we expect that CROs will perform many of the activities required to conduct clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will, in many respects, be outside of our direct control. Our reliance on third parties to conduct future nonclinical studies and clinical trials will also result in less direct control over the management of data developed through nonclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also potentially lead to mistakes as well as difficulties in coordinating activities. Outside parties may: have staffing difficulties; fail to comply with contractual obligations; experience regulatory compliance issues; undergo changes in priorities or become financially distressed; form relationships with other entities, some of which may be our competitors; have human errors or be subject to cyber-attacks.

These factors may materially adversely affect the willingness or ability of third parties to conduct our nonclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs do not perform nonclinical studies and clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates, or our development programs may be materially and irreversibly harmed. If we are unable to rely on nonclinical and clinical data collected by our CROs, we could be required to repeat, extend the duration of or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

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

For example, we are party to a collaboration arrangement with Regeneron, pursuant to which we collaborate on research and nonclinical development programs directed toward certain targets. We may enter into additional partnership, collaboration, and licensing arrangements to take advantage of our Helicon discovery platform, including for purposes of accessing additional capabilities, expertise and funding in the future. Our existing partnership, collaboration, and licensing arrangements, and any future partnership, collaboration, and licensing arrangements we may enter into, could pose a number of risks, including the following:

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

If we are unable to obtain patent term extension, or the foreign equivalent, or the term of any such extension is less than we requested or expected or the scope is not sufficient, our competitors or other third-parties may obtain approval of competing drugs following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors or other third-parties may take advantage of our investment in development and trials by referencing our clinical and nonclinical data and launch their drug earlier than might otherwise have been the case. Any of the foregoing could materially harm our business, financial condition, results of operations and growth prospects.

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
•
more extensive experience in nonclinical testing, conducting clinical trials, obtaining regulatory approvals and in manufacturing, marketing and selling products;
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

Even if a potential product displays a favorable efficacy and safety profile in nonclinical studies and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the products may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors due to the complexity and uniqueness of our product candidates.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States’ trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments, may disrupt the global supply chain for biopharmaceutical products. For example, in April 2025, the United States imposed “reciprocal” tariffs, which were broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. The U.S. Supreme Court invalidated these reciprocal tariffs on February 20, 2026. However, in July 2026, the United States imposed new tariffs ranging from approximately 10%-12.5% on virtually all imports to the United States. The United States has also imposed significantly higher tariffs applicable to certain imports in select industries, including certain pharmaceuticals. U.S. tariffs on many imports from China remain higher than those that apply to other U.S. trading partners. The United States also is investigating whether to impose additional broad-based tariffs, and has completed or is undertaking other investigations that could result in further product- or industry-specific tariffs. These historically elevated tariffs have resulted in other countries imposing additional tariffs on imports from the United States, and may result in more retaliatory tariffs. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. The outcome of any current or future legal challenges to these new tariffs is presently unclear, and these tariffs may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical contract manufacturing organizations, and a delay in our development timelines.

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

For more information on the laws and regulations that may impact coverage and reimbursement of our product candidates, see the sections of our Final Prospectus dated June 10, 2026 filed with the SEC titled, “Business—Government Regulation—Coverage and Reimbursement” and “Business—Government Regulation—Current and Future U.S. Healthcare Reform.”

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

The containment of healthcare costs has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For more information on the healthcare reform measures that may impact our business, see the section of our Final Prospectus dated June 10, 2026 filed with the SEC titled, “Business—Government Regulation—Current and Future U.S. Healthcare Reform.”

Most recently, on December 19, 2025, CMS released two proposed rules that would incorporate most-favored-nation pricing principles into federal reimbursement for prescription drugs: the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B and the Guarding U.S. Medicare Against Rising Drug Costs Model (“GUARD”) for Medicare Part D. On October 2,

2026, CMS published the final rule for GLOBE, which is scheduled to take effect on November 30, 2026. As finalized, GLOBE is a mandatory model under Section 1115A of the Social Security Act that, beginning January 1, 2027, with a performance period running from April 1, 2027 through March 31, 2032, would require manufacturers of certain single-source Part B drugs furnished in randomly selected geographic areas covering approximately 25% of Original Medicare Part B beneficiaries to pay rebates calculated by reference to international benchmark prices, in place of the existing Part B inflation rebate calculation. Relative to the proposed rule, CMS narrowed GLOBE’s scope, including by excluding orphan-only drugs, plasma-derived products and certain cell and gene therapies, and CMS has stated that it intends to waive mandatory participation for any calendar quarter in which a manufacturer participates in the voluntary GENEROUS Model described below.

CMS has not yet finalized GUARD, which, as proposed, would apply a similar MFN-based rebate approach to qualifying Medicare Part D drugs, and we cannot predict whether or when GUARD will be finalized or whether it will include exclusions or waivers similar to those in GLOBE. On October 7, 2026, the Pharmaceutical Research and Manufacturers of America filed suit in the U.S. District Court for the District of Columbia challenging GLOBE as unlawful, beyond CMS’s statutory authority and unconstitutional, and seeking injunctive relief. We cannot predict the outcome of this litigation or whether GLOBE will take effect on its current timeline. In addition, CMS has indicated that GLOBE’s current design is a first-phase test and that the model could be expanded in the future, including on a nationwide basis, if applicable statutory criteria are met. Accordingly, GLOBE, GUARD or similar MFN-based models, as finalized, expanded or modified, could adversely affect the prices we or any collaborator may obtain for any approved product.

Additionally, in November 2025, CMS introduced the voluntary GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program, in which a number of manufacturers have agreed to participate. Although participation is voluntary, the GENEROUS Model, together with GLOBE and GUARD, could impact the drug pricing landscape for manufacturers, including through its effect on the application of GLOBE and, potentially, GUARD

Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our revenue generated from the sale of any approved products. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. The U.S. Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

The estimates of market opportunity and forecasts of market growth included in documents that we file with the SEC may prove to be smaller than we believe, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all. Although we are initially focused on developing and commercializing zolucatetide for the treatment of desmoid tumors, we also plan to evaluate developing zolucatetide for the treatment of FAP, HCC and other rare solid tumors and cancer-related conditions. We expect this evaluation will take into account expected clinical timelines, regulatory feedback, costs and the clinical data from our Phase 1/2 trial. For example, in October 2026, we announced the initiation of a dose-ranging clinical cohort evaluating zolucatetide in patients with FAP as part of our ongoing Phase 1/2 clinical trial of zolucatetide. In addition, an important area of focus of our research and product development activities is the development of treatments for severe rare genetic diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates and independent market research, industry and general publications obtained from third parties. Market opportunity estimates and growth forecasts included in this Quarterly Report and the other documents that we file with the SEC are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these indications. Additionally, the potentially addressable patient population may not ultimately be amenable to treatment with our product candidate if we cannot achieve our intended dosing interval. Our market opportunity may also be limited by current and future products of our competitors that are already available in the market or may enter the market for such patients. If any of our estimates prove to be inaccurate, the market opportunity for our product candidates could be significantly diminished and have an adverse material impact on our business.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, and false claims laws. If we are unable to comply, or have not fully complied with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations that will impact, among other things, our proposed sales, marketing, and educational programs. The laws that will affect our operations include, but are not limited to the federal Anti-Kickback Statute, federal and state false claims laws, transparency requirements, price reporting requirements, and the other federal and state laws described in the section of the Prospectus titled, “Business—Government Regulation—Other Healthcare Laws.”

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

Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific, technical and medical personnel. We are highly dependent upon members of our management, including our Chief Executive Officer, as well as technology and scientific teams, many of whom have been instrumental for us and have substantial experience with developing therapies, identifying potential product candidates and building the technologies related to the development of our Helicon discovery platform and our pipeline. Each of the members of our management team, and all of our employees, including key technical personnel, scientists and clinicians, are employed “at will,” meaning we or each officer or employee may terminate the employment relationship at any time. The loss of any of these persons’ services may adversely impact the achievement of our research, development, financing and commercialization objectives. We currently do not have “key person” insurance on any of our employees. Many of our key employees, including members of our leadership team, have been with us for several years, and have a significant amount of fully vested stock options or other long-term equity incentives which may become valuable and will be publicly tradable upon expiration of the applicable lock-up period. We may not be able to retain these employees due to the competitive environment in the biotechnology industry, particularly in the greater Boston, Massachusetts region.

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

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. Competition for skilled personnel, including in AI, research, clinical operations, regulatory affairs, therapeutic area management and manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on favorable terms given the competition among numerous biotechnology companies and academic institutions for individuals with similar skill sets. In addition, adverse publicity, failure to succeed in nonclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse impact on our business, financial condition, results of operations and prospects.

We expect to continue to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced significant growth since our inception in 2015. We expect continued growth in the number of our employees and the scope of our operations, particularly to continue our planned clinical operations, nonclinical and IND-enabling studies or studies approved by comparable foreign authorities, establish regulatory, quality, and manufacturing supply chain logistics and facility operations.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, and consultants to provide certain services, including strategic, financial, business development, and research and development services, as well as certain aspects of regulatory approval and manufacturing. There can be no assurance that the services of independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed or on reasonable terms, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants, CROs, CDMOs or contract manufacturing organizations (“CMOs”) is compromised for any reason, our nonclinical or clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of zolucatetide or any of our other current or future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

With respect to cyber-attacks, the techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups and individuals with a range of motives (including industrial espionage) and expertise, such as organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. These risks may be heightened in connection with geopolitical events such as the conflict between Russia and Ukraine. Technological developments, including advances in frontier artificial intelligence models, may increase the sophistication and speed of cybersecurity incidents and other malicious attacks that we experience. The costs to investigate and mitigate actual and suspected cybersecurity breaches and incidents could be significant. We may not be able to anticipate all types of security threats and implement preventive measures effective against all such threats. In addition, an increased amount of work is occurring remotely, including through the use of mobile devices. This could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions.

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

Our stock price is likely to be volatile. The stock market in general, and the market for biotechnology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including: the commencement, enrollment, completion or results of nonclinical and clinical trials of our product candidates or those of our competitors; the success of competitive products or technologies; commencement or termination of partnership, collaboration, and licensing arrangements; regulatory or legal developments in the United States and other countries; developments or disputes concerning patent applications, issued patents or other proprietary rights; significant lawsuits, including patent or stockholder litigation; the recruitment or departure of key personnel; the level of expenses related to any of our product candidates or clinical development programs; the results of our efforts to discover, develop, acquire or in-license additional product candidates; actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts; variations in our financial results or those of companies that are perceived to be similar to us; changes in the structure of healthcare payment systems; market conditions in the biotechnology and high-tech sectors, including high interest rates and borrowing costs; general economic, industry and market conditions; and the numerous product candidates in our pipeline, the development of which could each generate news or significant adverse events that could impact financial results or recommendations by securities analysts.

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

As of September 30, 2026, we have 123,657,716 shares of common stock and non-voting common stock outstanding. Of these shares, the 38,525,000 shares sold in our IPO may be resold in the public market immediately. The resale of 68.8% shares of our outstanding common stock is currently restricted under securities laws or other agreements, but will be able to be sold after the expiration of the lock-up period in December 2026 and termination of restrictions under securities laws.

Moreover, holders of approximately 78,158,737 shares of our common stock and 1,581,210 shares of our non-voting common stock, or approximately 64.5% of our outstanding shares of capital stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares (or, in the case of the non-voting common stock, the voting common stock to be received upon conversion of the non-voting common stock) or to include their shares in registration statements that we may file for ourselves or our other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares will be able to be sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and lock-up agreements. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 41.0% of our outstanding common stock and non-voting common stock. As a result, these stockholders, acting together, may be able to exert significant influence over matters such as elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

None.

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

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended September 30, 2026, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted “Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

On September 11, 2026, Teresa Jurgensen, our EVP, General Counsel, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of up to 38,500 shares of our common stock issuable upon exercise of outstanding vested stock options and expires on August 31, 2027, subject to early termination in accordance with the terms of the plan.

On September 11, 2026, Thomas Kotarakos, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of up to 45,000 shares of our common stock issuable upon exercise of outstanding vested stock options and expires on August 31, 2027, subject to early termination in accordance with the terms of the plan.

On September 14, 2026, Rohin Mhatre, our Chief Technical Operations Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of up to 53,590 shares of our common stock issuable upon exercise of outstanding vested stock options and expires on September 30, 2027, subject to early termination in accordance with the terms of the plan.

Except as described above, none of our other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.

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

Parabilis Medicines, Inc.

Date: November 12, 2026	By:	/s/ Mathai Mammen, M.D., Ph.D.
Mathai Mammen, M.D., Ph.D.
Chairman, Chief Executive Officer and President

Date: November 12, 2026	By:	/s/ Thomas Kotarakos
Thomas Kotarakos
Chief Financial Officer